Form 10QSB/A
period 2008-03-31
Freedom 5, Inc.
filed 2008-05-01
CIK 1368292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB/A
Amendment No. 1

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

FREEDOM 5, INC.
A DEVELOPMENT STAGE COMPANY
INDEX
March 31, 2008

PART I – FINANCIAL STATEMENTS
Item 1. Financial Statements

FREEDOM 5, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS
March 31, 2008 and December 31, 2007

	3/31/2008	12/31/2007
	Unaudited	Audited
Assets
Prepaid expenses	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	$750	$3,500

Total liabilities	750	3,500

Commitment and contingencies	-	-

Stockholder's equity (deficit)
Preferred stock, $.0001 par value,
authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value,
authorized 100,000,000 shares
100,000 issued and outstanding	10	10
Additional paid-in capital	11,925	8,425
Deficit accumulated during the development stage	(12,685)	(11,935)

Total stockholder's equity (deficit)	(750)	(3,500)

Total liabilities and stockholder's equity (deficit)	$-	$-

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

NOTE 5.	RELATED PARTY TRANSACTIONS

The Company utilizes the office space and equipment of sole shareholder, at no cost. Management estimates such amounts to be immaterial.

FREEDOM 5, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008

NOTE 6.	INTERIM FINANCIAL STATEMENTS

The accompanying interim financial statements of the Company as of March 31, 2008, the three months ended March 31, 2008 and 2007 and for the period June 27, 2006 (inception) through March 31, 2008 have been prepared in accordance with accounting principles generally accepted for interim unaudited financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included.

All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-SB12G filed with the Securities and Exchange Commission on July 7, 2006, which contained audited financial statements as of June 30, 2006 and for the period June 27, 2006 (inception) to June 30, 2006.

NOTE 7.	GOING CONCERN

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